Form 10-Q
period 1996-01-31
KLEINWORT BENSON AUSTRALIAN INCOME FUND INC
filed 1996-03-29
CIK 799125

Kleinwort Benson Australian Income Fund, Inc.
Report to Shareholders


--------------------------------------------------------------------------------

To Our Shareholders,

      Over the three months ended January 31, 1996, the value of the Fund remained broadly stable. While bond prices in Australia rose strongly over the period, particularly in November, the appreciation in capital values was limited by the decline in the Australian dollar. However, returns were augmented somewhat by the diversification into New Zealand, where a stronger currency more than offset the relatively weaker bond market. In addition, the proportion of investments in Eurobonds (which are not subject to the 10% Australian withholding tax) was further increased. At the end of the period, the Fund's market price was $9.25 per share, a discount of 7.96% to the net asset value of $10.05 per share.

      For the quarter ended January 31, 1996, the Fund generated a total return on net asset value (with income reinvested) of 2.81%. The monthly dividend remained stable at $0.065 per share, while an extra dividend payment of $0.11 per share was made at year-end. The Fund's dividend yield of 9.6% (based on Fund's stock price at January 31, 1996 and income distributions paid over the past year) continues to compare favorably with investments in comparable US dollar cash and bond alternatives.

MARKET SUMMARY

      A more detailed analysis of recent economic and market developments in Australia and New Zealand can be found in the Economic Review. In summary, after experiencing strong economic growth in 1994 and 1995, Australia and New Zealand have entered a more uncertain phase. Activity has slowed, but data has yet to confirm whether this represents just a pause or actually a turn in the current business cycle. Inflation has risen in both economies, but the acceleration in consumer prices and wage growth appear to have peaked. Accordingly, there is less pressure on central banks to further tighten monetary policy. However, any moves to reduce short-term interest rates are likely to be cautious as the authorities are determined not to compromise the primary objective of long-term inflation control.

      Against this background of slower growth, peaking inflation and central bank prudency, bond markets in Australia and New Zealand have retained a positive tone. Optimism has been more muted in New Zealand than in Australia, due to greater uncertainty about the expected path for short-term interest rates. The money markets are anticipating a significant reduction in interest rates in the next year in New Zealand, implying scope for disappointment. Such activity in the interest rate market has had a profound effect on currencies. In Australia this impact was distorted by political factors, while the New Zealand dollar reacted positively to the news that interest rates may not be reduced as rapidly as was initially predicted.

      In anticipation of a continuation of the positive environment for bonds which re-emerged in 1995, the average life of the Fund's portfolio was extended early in the quarter. Simultaneously, consistent with a policy that has been adopted for the past few years, we increased the proportion of securities exempt from Australian withholding tax.

--------------------------------------------------------------------------------

      While both economic growth and inflation are likely to have passed their cyclical highs, it remains unclear whether either is set to depreciate meaningfully or stabilize at current levels over the next year. Accordingly, while the near-term outlook for bonds remains favorable, the Fund will retain a cautious stance consistent with emphasizing a superior income yield, given the risk of some disappointment later in the year.

      At this time the Board would like to note that effective March 1, 1996, David Felder has reassumed the role of Portfolio Manager in addition to his position as President of the Fund. Mr. Felder previously managed the Fund from 1991 through 1994, at which time he became President and handed the day-to-day fund management responsibilities to Richard Hammell. Mr. Hammell has decided to transfer within Kleinwort Benson and the Board wishes him the best of luck with his new responsibilities. Mr. Felder is the head of the fixed income team at Kleinwort Benson Investment Management. He has been with the firm since 1988 and has 20 years of investment experience. Overall we expect little change in the Fund's investment strategy and look forward to continued good results.

      On behalf of the Board of Directors,



/s/ Sir Robert Cotton                             /s/ David M. Felder
Sir Robert Cotton                                 David M. Felder
Chairman                                          President

March 4, 1996



--------------------------------------------------------------------------------

PORTFOLIO SUMMARY

     At January 31, 1996, the average maturity of the Fund's portfolio was 6.7 years, with an average duration of 4.6 years, while the average current yield to maturity was 7.8%.

--------------------------------------------------------------------------------

Kleinwort Benson Australian Income Fund, Inc.
Performance from Inception through January 31, 1996
(Unaudited)


--------------------------------------------------------------------------------

                   Growth of a Hypothetical $10,000 Investment

  The following table is represented as a line chart in the printed material.

                         Market      Net Asset
                         Value         Value      U.S. Index    Aust. Index
                         -----         -----      ----------    -----------
11/86 ..........        $10,000       $10,000      $10,000        $10,000
 1/87 ..........         10,000        10,086       10,113         10,311
 1/88 ..........         11,783        12,919       10,555         13,473
 1/89 ..........         15,572        16,692       11,068         17,890
 1/90 ..........         14,909        16,758       12,311         18,090
 1/91 ..........         16,214        19,857       13,711         22,020
 1/92 ..........         20,927        22,345       15,397         25,215
 1/93 ..........         20,868        22,843       17,150         26,269
 1/94 ..........         24,602        27,702       18,820         32,150
 1/95 ..........         24,599        27,397       18,291         31,393
 1/96 ..........         28,429(1)     32,107(2)    21,363(3)      37,617(4)


Since its inception in 1986, the Fund has achieved an average annualized return on market value of 12.07%, on the basis noted below. On a net asset value basis, which measures the performance of the Fund's underlying portfolio, the average annualized return has been 13.57%. Both the market and net asset value performance measures have outpaced the Salomon Brothers US Government Bond Index which has averaged 8.63%.

------------------------------------------------------------------------------------------------------------------------------------
                  Annualized                                  3                                                  Since
                  Performance                               Months*      1 Year       3 Years      5 Years     Inception+
------------------------------------------------------------------------------------------------------------------------------------
 Fund Market Value (1)                                       3.31%       15.57%       10.86%       11.89%        12.07%
------------------------------------------------------------------------------------------------------------------------------------
 Fund Net Asset Value (2)                                    2.81%       17.19%       12.02%       10.09%        13.57%
------------------------------------------------------------------------------------------------------------------------------------
 Salomon Brothers US Gov't Bond Index (3)                    3.70%       16.79%        7.60%        9.27%         8.63%
------------------------------------------------------------------------------------------------------------------------------------
 Salomon Brothers Australian Gov't Bond Index (4)            3.10%       19.83%       12.72%       11.31%        15.55%
------------------------------------------------------------------------------------------------------------------------------------

       +  Fund commenced operations November 28, 1986.
       *  Not annualized.
     (1) Based on market value per share, adjusted for rights offerings, and assumes reinvestment of all distributions at reinvestment plan prices.
     (2) Based on net asset value per share, adjusted for rights offerings, and assumes reinvestment of all distributions at the ex-dividend date net asset value. This measures the performance of the underlying Fund portfolio and may not be indicative of returns to investors.
  (3)(4) The Salomon Brothers US and Australian Government Bond Indices are US$ based unmanaged indices.

          Please remember that past performance may not be indicative of future results.

--------------------------------------------------------------------------------

ECONOMIC REVIEW

      In recent months, global economic indicators have shown that most industrialized nations are entering a growth slowdown phase. In the United States, concerns that the cycle may have turned, rather than merely experiencing a pause, have led to lower short-term interest rates. In Europe, where activity has been more muted than in North America, the fears of a return to recession have loomed large, bringing a substantial easing in monetary policy. By way of contrast, economic sentiment in Japan has improved markedly, albeit from very depressed levels, and there are signs that a genuine acceleration in growth rates is imminent.

Australia

      Over the past few years, the Australian economy has enjoyed a succession of quarters with growth rates in excess of those of most industrialized nations. However, activity has eased in recent months due to capacity constraints and the effect of the monetary tightening in 1994. After peaking at 6.3% in September 1994, the annual rate of expansion in GDP(A) -- the average measure of gross domestic product -- has declined steadily. According to the most recent National Accounts data, GDP(A) rose by 1.6% over the three months to end September 1995, to be just 3.3% above year ago levels. Inventory accumulation contributed substantially to growth together with private consumption and, to a lesser extent, net exports. Dwelling and business investment were broadly unchanged, while the public sector components contracted. Farm GDP rebounded considerably following the easing of drought conditions.

      Data released for the last quarter of 1995 convey confusing messages regarding future growth trends. Retail sales grew by 0.8% over the three month period ending December 1995, with the food and recreational goods sectors posting the strongest increases, while department store activity was weak. These figures suggest that private consumption as a whole may contribute between 0.5% and 0.75% to GDP growth for the quarter. The Westpac/Melbourne Institute Index of Consumer Sentiment implies that consumption growth may remain strong in the early part of 1996. Conversely, the housing sector remains extremely weak. Dwelling approvals were down 28.4% for 1995, with the private house component weaker than in the previous two cyclical troughs. In addition, housing finance commitments were below year ago levels in November. Taken together, these data imply that housing construction will continue to be a drag on growth in 1996.

      Recent years of strong growth have impacted on the labor market, with a considerable increase in employment. However, recent statistics on job creation have become more volatile, emphasizing that the economic cycle is mature, with leading indicators forecasting a deceleration, although not a fall, in employment growth. The surprisingly large increase in the number of employed in November and December was followed by a sharper than expected fall in January. Indeed, the unemployment rate has risen to 8.6% from a recent low of 8.1%. While consumer confidence (as noted above) has clearly been buoyed by employment prospects in the last few months, the ANZ job advertisement series points to a more sluggish trend in 1996.

      The positive economic environment and tightening in the labor market have caused an intensification of inflationary pressures and the Consumer Price Index
(CPI) rose by 0.8% in the last quarter of 1995. However, after accounting for policy-induced increases in alcohol, tobacco and mortgage interest charges, the acceleration in prices is considerably below previous cycles. Moreover, the annual rate of CPI inflation appears to have peaked, with 5.1% recorded for the twelve month periods ended September and December. Underlying inflation, according to the Treasury's methodology, remains on an uptrend, although this series is itself distorted by indirect tax effects. For the December quarter, underlying inflation was 0.7%, to be 3.2% on a twelve month basis, compared with 3.1% for the year to September. Nevertheless, the main cause of the upward momentum in underlying inflation has been wage growth and this component may have also passed its peak. Average Weekly Ordinary Time Earnings (AWOTE) rose by 1.2% in the quarter to end November, but the annual rate decelerated to 5.1% from 5.3% in the year to August. While the Reserve Bank is likely to remain cautious, as its governor, Bernie Fraser, has warned that annual wage growth between 4% and 5% is still a threat to core inflation, the data is encouraging.

      Although heightened domestic activity had initially brought a sharp deterioration in the balance of payments, the monthly current account deficit has narrowed in the past few months as economic growth slowed. In December the shortfall was A$1.63 billion, down from A$1.86 billion in November and A$2.34 billion a year earlier. A surge in cereal exports was largely responsible for

--------------------------------------------------------------------------------

the improvement in late 1995 and over the past year, gains in the merchandise trade account have offset a modest weakening in the net income and services balances.

     The Federal Election held on March 2, 1996, produced a strong win for the Liberal/National coalition under John Howard over Paul Keating's incumbent Labour party. The new government is committed to labor reform and transparency in the affairs of the Reserve Bank, and its election by a clear majority is seen as a positive for the market.

New Zealand

      Economic activity in New Zealand has also slowed since 1994. However, for the quarter to September the production measure of GDPexpanded by 0.8%, stronger than the June quarter. Growth was driven by the mining and exploration, transport and communications industries primarily, while the construction sector fell sharply. Despite quarterly activity comparing poorly with Australia, annual rates of expansion remain superior. For the year to September, GDP rose 4.6%, although this was significantly below the 5.5% recorded in June and the cyclical peak of 6.3% in June 1994.

      Despite enjoying a more rapid recovery than in Australia, with considerable employment gains (unemployment rate at 6.1%) and a resurgent housing sector, the determined approach to monetary policy by the Reserve Bank of New Zealand has capped inflationary pressures. The CPI rose 0.6% in the December quarter to be 2.9% above year ago levels. The quarterly increase was due mainly to rises in the housing, food, tobacco and alcohol groups. Underlying annual inflation remained stable at 2.0%. However, this measure has persisted at the upper bound of the central bank's target range and has not decelerated as quickly as anticipated. Accordingly, Don Brash, the Bank governor, issued a strong statement in December implying that although growth rates had normalized, considerable inflation risks remained. This essentially invalidated the earlier monetary stance implied in the October statement.

      In recognition of the Government's progress on fiscal policy, with the probability that net foreign debt would be eliminated by June 1997, Standard and Poor's, the international credit ratings group, upgraded New Zealand's foreign currency bonds to AA+ from AA. New Zealand now rates above Australia in this respect, and Moody's has also put foreign bonds on credit watch for an upgrade from Aa2.

DEBT MARKETS

      The Australian bond market outperformed New Zealand in the first quarter of the Fund's financial year as good inflation data in the former contrasted with a more uncertain short-term interest rate outlook in the latter. Ten-year Australian yields fell by nearly 0.8% over the quarter, ending January at 8.0%. Early in the quarter, money markets began to expect that Australia would follow the US and New Zealand in signaling an easier monetary stance. However, the 90-day bank bill rate returned to 7.5% (from 7.4%) as economic data, comments by Bernie Fraser and the announcement of the election led investors to believe that rates would remain stable for the foreseeable future.

      The rise in short-term interest rates in New Zealand in December was caused by a strong statement by the Reserve Bank implying that the October monetary easing was invalidated, combined with higher central bank inflation forecasts. Overall, the 90-day bank bill rate tightened to 8.5% from 8.2%, after having reached a high of 8.9% in December. Against this uncertain background, the decline in bond yields, influenced by global investor sentiment, was limited. Ten-year yields fell just 0.2% to slightly below 7.0%.

AUSTRALIAN AND NEW ZEALAND DOLLARS

     The Australian dollar depreciated over the period as a whole. A sharp decline in early November, from close to US$0.76 to below US$0.74, was precipitated by renewed focus on the size of Australia's current account deficit. The currency remained under pressure for most of the three months under review as commodity prices were softer and global growth concerns increased. In January, however, better than expected current account data offset political issues following the election announcement, allowing the currency to end the month above US$0.7450.

      The New Zealand dollar appreciated substantially over the quarter to end January, as interest rate expectations rose following the Reserve Bank statement in December. The trade-weighted index reached 65.0, up from 62.0 at the end of October, while against the US$, the NZ$ rose to around $0.675 from $0.66.

Kleinwort Benson Australian Income Fund, Inc.
Portfolio of Investments and Cash on Deposit
January 31, 1996 (Unaudited)


--------------------------------------------------------------------------------
Long-Term Investments -- 97.4%

Principal Amount                                                                                               Value (US$)
----------------                                                                                               -----------
Australian Government and Semi-Government Bonds -- 67.4%
                     Australian Government Bonds -- 21.4%
 A$ 6,000,000        Commonwealth Government Bond                    12.5% due 9/15/97 .....................   $ 4,818,920
   12,000,000        Commonwealth Government Bond                    12% due 11/15/01 ......................    10,679,536
    6,000,000        Commonwealth Government Bond                    10% due 2/15/06 .......................     5,066,162
                                                                                                               -----------
                                                                                                                20,564,618
                                                                                                               -----------
                     Semi-Government Bonds with Eurobond Structure -- 32.3%
 A$12,700,000        Queensland Treasury Corp.                       8% due 5/14/03 ........................     9,434,679
    6,700,000        South Australian Finance Authority              7.75% due 6/30/03 .....................     4,852,605
   17,400,000        Queensland Treasury Corp.                       6.5% due 6/14/05 ......................    11,549,397
    7,900,000        New South Wales Treasury Corp.                  6.5% due 5/1/06 .......................     5,184,856
                                                                                                               -----------
                                                                                                                31,021,537
                                                                                                               -----------
                     Other Semi-Government Bonds -- 13.7%
 A$ 4,000,000        State Electricity Commission of Queensland      13% due 7/1/96 ........................     3,052,998
    4,000,000        Tasmanian Public Finance Corp.                  13% due 11/1/96 .......................     3,104,833
    4,000,000        Western Australia Treasury Corp.                12.5% due 4/1/98 ......................     3,279,819
    4,000,000        Victorian Public Finance Authority              12.5% due 10/15/03 ....................     3,714,724
                                                                                                               -----------
                                                                                                                13,152,374
                                                                                                               -----------
Total Australian Government and Semi-Government Bonds-- (Cost $55,985,174) .................................    64,738,529
                                                                                                               -----------
Eurobonds -- 21.5%
 A$ 2,500,000        Deutsche Bank Australia                         9.75% due 4/8/97 ......................     1,906,095
    5,800,000        Toyota Motor Credit Corp.                       10.75% due 3/6/98 .....................     4,578,723
    2,500,000        Unilever Australia Ltd.                         12% due 4/8/98 ........................     2,015,480
    3,300,000        Export Finance & Insurance Corp.                9% due 3/26/03 ........................     2,549,838
    6,000,000        KFW International Finance                       9.125% due 7/26/05 ....................     4,719,853
    5,890,000        Eurofima                                        9.875% due 1/17/07 ....................     4,869,101
                                                                                                               -----------
Total Eurobonds-- (Cost $19,304,619) .......................................................................    20,639,090
                                                                                                               -----------
Australian Corporate Bond -- 3.5%
 A$ 4,000,000        National Australia Bank                         12% due 7/15/99-- (Cost $3,111,095) ...     3,362,993
                                                                                                                ----------
New Zealand Government Bond -- 5.0%
NZ$ 6,700,000        New Zealand Government Bond                     8% due 11/15/06-- (Cost $4,315,687) ...     4,860,404
                                                                                                               -----------
Total Long-Term Investments-- (Cost $82,716,575) ...........................................................    93,601,016
                                                                                                               -----------
Cash on Deposit -- 0.6%
   A$ 678,730        Brown Brothers Harriman & Co., upon demand at 6.125%-- (Cost $504,446) ................       505,484
 US$   57,137        Brown Brothers Harriman & Co., upon demand at 4.5%-- (Cost $57,137) ...................        57,137
                                                                                                               -----------
Total Cash on Deposit-- (Cost $561,583) ....................................................................       562,621
                                                                                                               -----------
Total Portfolio of Investments and Cash on Deposit-- 98.0% (Cost $83,278,158) ..............................    94,163,637
Other Assets less Liabilities-- 2.0% .......................................................................     1,937,633
                                                                                                               -----------
Net Assets-- 100.0% ........................................................................................   $96,101,270
                                                                                                               ===========


Kleinwort Benson Australian Income Fund, Inc.
Financial Summary for the three months ended
January 31, 1996 (Unaudited)


--------------------------------------------------------------------------------

                                                                                                        Net Asset Value
                                                                 Total Net Assets                          Per Share
                                                          ------------------------------              -------------------
Beginning of period, November 1, 1995 .................                      $96,389,999                           $10.08
  Net investment income ...............................   $1,956,409                                  $0.20
  Net realized gain on investment
    and foreign currency transactions .................      288,828                                   0.03
  Change in unrealized appreciation on
    investments and foreign currency ..................      382,948                                   0.04
  Dividends paid from net
    investment income .................................   (2,916,914)                                 (0.30)
                                                          ----------                                  -----
  Net decrease in net asset value .....................                         (288,729)                           (0.03)
                                                                             -----------                           ------
End of period, January 31, 1996 .......................                      $96,101,270                           $10.05
                                                                             ===========                           ======

The financial statements contained in this report were not audited and, accordingly, no opinion is expressed on them.

--------------------------------------------------------------------------------
Tax Information

      In accordance with United States Federal income tax regulations, a summary of the dividends paid for United States Federal income tax purposes on a per share basis for the calendar year ended December 31, 1995, is listed below.

Distributions to Shareholders                                    Distributions by Source
-----------------------------                                    -----------------------
  Dividends                              $0.890                  Ordinary Income, Foreign Source:
  Foreign Taxes Paid (Australia)          0.045                    Australia                                     $0.898
                                         ------                    New Zealand                                    0.032
  Total Distributions                    $0.935                                                                  ------
                                         ======                    Total Foreign Source                           0.930
                                                                 Ordinary Income, U.S. Source                     0.005
                                                                                                                 ------
                                                                 Total Distributions                             $0.935
                                                                                                                 ======

      For 1995 the Fund has elected to treat the foreign taxes paid by it as having been paid proportionately by its shareholders. These foreign taxes have been allocated and reported according to the above schedule.

      Shareholders can generally use this foreign tax amount, which is reported in Box 3 on Form 1099-DIV, to claim either a tax credit or an itemized deduction on their U.S. Federal tax return. IRS Form 1116 should be used to apply for a tax credit while for a deduction the amount of foreign taxes paid should be included on IRS Schedule A.

      If you require further tax information please consult your tax advisor.

     Please note that if you report for Federal income tax purposes on a calendar year basis, amounts which should be included in your 1995 return should be based on the Form 1099 provided to you in January 1996.

                                   Kleinwort
                                   Benson
                                   ---------
                                        Australian
                                        Income Fund, Inc.
--------------------------------------------------------------------------------
Directors and Officers

Sir Robert C. Cotton
Director and Chairman of the Board
Sydney, Australia
David M. Felder
Director and President
London, England
James J. Foley
Director
Belmont, MA
Leonard T. Hinde
Director
Cremorne, NSW, Australia
The Earl of Limerick
Director
London, England
Nigel S. MacEwan
Director
Darien, CT
G. William Miller
Director and Deputy Chairman of the Board
Washington, DC
Francis M. Harte
Treasurer and Principal Financial and Accounting Officer
New York, NY
Michael Fortier
Secretary and Assistant Treasurer
New York, NY
Investment Advisor
Kleinwort Benson Investment Management Americas Inc.
New York, NY
Kleinwort Benson
Australian Income Fund, Inc.
200 Park Avenue
New York, NY 10166
(800) 237-4218





                                   Kleinwort
                                   Benson
                                   ---------
                                        Australian
                                        Income Fund, Inc.
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
Quarterly Report
January 31, 1996
--------------------------------------------------------------------------------